Form 10-K
period 2002-12-31
RESIDENTIAL ASSET MORT PROD GMACM MORT PT CERT SER 2002-J1
filed 2003-03-31
CIK 1168356

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-42510

Residential Asset Mortgage Products
(Exact name of registrant as specified in its charter)

Delaware                          41-1955181
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

8400 Normandale Lake Blvd., Ste. 600
Bloomington, Minnesota                                   55437
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (952) 857-7000

GMACM Mortgage PassThrough Certificates
 Series 2002-J1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No



                                     PART I

Item 1. Business
      Not applicable.

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

	As of December 31, 2002, the Trust had less than 300 holders of the record of Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data.

	Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Not applicable.

Item 8. Financial Statements and Supplementary Data.

	Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

       Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

	Not applicable.

Item 11. Executive Compensation.

	Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	Not applicable.

Item 13.  Certain Relationships and Related Transactions.

	Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                          Accountant's Servicing Report.
		 99.4  Report Of Management

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      February 25, 2002;  March 25, 2002;
      April 25,2002;  May 28, 2002;  June 25, 2002;  July 25, 2002;
      August 26, 2002;  September 25, 2002, October 25, 2002;
      November 25, 2002;  December 26, 2002
      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank One, N.A. as Trustee:
GMACM Mortgage PassThrough Certificates
 Series 2002-J1

      /s/  Keith Richardson
      Name:Keith Richardson
      Title: Vice President
      Bank One, N.A.



Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Keith Richardson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Mortgage PassThrough Certificates
 Series 2002-J1

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and


5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank One, National Association, as Trustee
GMAC Mortgage Corporation, as Servicer




Date:              March 31, 2003

Signature:          /s/ Keith Richardson

Company:            Bank One, N.A.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
	       99.4 Report of Management



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      GMACM Mortgage PassThrough Certificates
       Series 2002-J1

STATEMENT TO CERTIFICATEHOLDERS
DISTRIBUTION SUMMARY


Class     Cusip       Class Type    Rate Type      Beg Bal         Rate
A-1   36185NNX4         Senior      Fix-30/360       7,633,847       5.25000
A-2   36185NNY2         Senior      Var-30/360      62,081,507       1.73000
A-3   36185NNZ9        Strip IO     Var-30/360      62,081,507       6.77000
A-4   36185NPA2         Senior      Fix-30/360      65,125,404       5.25000
A-5   36185NPB0         Senior      Fix-30/360      39,075,242       5.65000
A-6   36185NPC8         Senior      Fix-30/360      47,800,000       6.50000
A-7   36185NPD6         Senior      Fix-30/360         886,000       6.50000
A-8   36185NPE4         Senior      Fix-30/360     133,726,000       6.50000
A-9   36185NPF1         Senior      Fix-30/360      25,350,000       6.50000
A-10  36185NPG9         Senior      Fix-30/360       4,400,000       6.50000
PO    36185NPH7        Strip PO         NA              54,450       0.00000
IO    36185NPJ3        Strip IO     Var-30/360     397,747,827       0.20020
R-I   36185NPK0         Senior      Fix-30/360              50       6.50000
R-II  36185NPL8         Senior      Fix-30/360              50       6.50000
M-1   36185NPM6          Mezz       Fix-30/360       5,781,000       6.50000
M-2   36185NPN4          Mezz       Fix-30/360       2,790,000       6.50000
M-3   36185NPP9          Mezz       Fix-30/360       1,594,700       6.50000
B-1   36185NPQ7         Junior      Fix-30/360         797,000       6.50000
B-2   36185NPR5         Junior      Fix-30/360         797,000       6.50000
B-3   36185NPS3         Junior      Fix-30/360         799,380       6.50000
Totals                                             398,691,630


           Prin          Int          Total        Cur Loss      End Bal
A-1       6,719,201       245,079     6,964,281             0     914,645.53
A-2       4,199,500     1,210,705     5,410,205             0  57,882,007.29
A-3               0     3,573,523     3,573,523             0  57,882,007.29
A-4               0     3,134,160     3,134,160             0  65,125,404.00
A-5               0     2,023,772     2,023,772             0  39,075,242.00
A-6               0     2,848,083     2,848,083             0  47,800,000.00
A-7               0        52,791        52,791             0     886,000.00
A-8     124,077,076     6,368,826   130,445,901             0   9,648,924.42
A-9               0             0             0             0  26,902,017.18
A-10      4,443,788         5,554     4,449,343             0           0.00
PO              621             0           621             0      53,829.24
IO                0       818,941       818,941             0 259,794,128.34
R-I              50         4,543         4,593             0           0.00
R-II             50             0            50             0           0.00
M-1          55,192       342,977       398,169             0   5,725,807.53
M-2          26,637       165,526       192,163             0   2,763,363.26
M-3          15,225        94,611       109,836             0   1,579,475.05
B-1           7,609        47,285        54,894             0     789,390.87
B-2           7,609        47,285        54,894             0     789,390.87
B-3           7,632        47,426        55,058             0     791,747.76
Totals  139,560,191    21,031,086   160,591,276             0 260,727,245.00



Class   Cumul Loss     Orig Bal     Sched Prin     Acc Prin      Prin Adj
A-1               0     7,633,847     6,719,201             0             0
A-2               0    62,081,507     4,199,500             0             0
A-3               0    62,081,507             0             0             0
A-4               0    65,125,404             0             0             0
A-5               0    39,075,242             0             0             0
A-6               0    47,800,000             0             0             0
A-7               0       886,000             0             0             0
A-8               0   133,726,000   124,077,076             0             0
A-9               0    25,350,000             0     1,552,017             0
A-10              0     4,400,000     4,443,788        23,833             0
PO                0        54,450           621             0             0
IO                0   397,747,827             0             0             0
R-I               0            50            50             0             0
R-II              0            50            50             0             0
M-1               0     5,781,000        55,192             0             0
M-2               0     2,790,000        26,637             0             0
M-3               0     1,594,700        15,225             0             0
B-1               0       797,000         7,609             0             0
B-2               0       797,000         7,609             0             0
B-3               0       799,380         7,632             0             0
Totals            0   398,691,630   139,560,191     1,575,851             0


Class    Net Prin      Acc Int      Unpaid Int     Def Int    Total Int Due
A-1       6,719,201       245,079             0             0       245,079
A-2       4,199,500     1,210,705             0             0     1,210,705
A-3               0     3,573,523             0             0     3,573,523
A-4               0     3,134,160             0             0     3,134,160
A-5               0     2,023,772             0             0     2,023,772
A-6               0     2,848,083             0             0     2,848,083
A-7               0        52,791             0             0        52,791
A-8     124,077,076     6,368,826             0             0     6,368,826
A-9               0             0             0     1,552,017     1,552,017
A-10      4,443,788         5,554             0        43,788        49,343
PO              621             0             0             0             0
IO                0       818,941             0             0       818,941
R-I              50             0             0             0             0
R-II             50             0             0             0             0
M-1          55,192       342,977             0             0       342,977
M-2          26,637       165,526             0             0       165,526
M-3          15,225        94,611             0             0        94,611
B-1           7,609        47,285             0             0        47,285
B-2           7,609        47,285             0             0        47,285
B-3           7,632        47,426             0             0        47,426
Totals  139,560,191    21,026,543             0     1,595,806    22,622,348


Class     NPPIS        Int Adj
A-1               0             0
A-2               0             0
A-3               0             0
A-4               0             0
A-5               0             0
A-6               0             0
A-7               0             0
A-8               0             0
A-9               0             0
A-10              0             0
PO                0             0
IO                0             0
R-I               0             0
R-II              0             0
M-1               0             0
M-2               0             0
M-3               0             0
B-1               0             0
B-2               0             0
B-3               0             0
Totals            0             0


Class   Class Type     Orig Bal      Beg Bal       End Bal
A-1       Senior        7,633,847     7,633,847       914,646
A-2       Senior       62,081,507    62,081,507    57,882,007
A-3      Strip IO      62,081,507    62,081,507    57,882,007
A-4       Senior       65,125,404    65,125,404    65,125,404
A-5       Senior       39,075,242    39,075,242    39,075,242
A-6       Senior       47,800,000    47,800,000    47,800,000
A-7       Senior          886,000       886,000       886,000
A-8       Senior      133,726,000   133,726,000     9,648,924
A-9       Senior       25,350,000    25,350,000    26,902,017
A-10      Senior        4,400,000     4,400,000             0
PO       Strip PO          54,450        54,450        53,829
IO       Strip IO     397,747,827   397,747,827   259,794,128
R-I       Senior               50            50             0
R-II      Senior               50            50             0
M-1        Mezz         5,781,000     5,781,000     5,725,808
M-2        Mezz         2,790,000     2,790,000     2,763,363
M-3        Mezz         1,594,700     1,594,700     1,579,475
B-1       Junior          797,000       797,000       789,391
B-2       Junior          797,000       797,000       789,391
B-3       Junior          799,380       799,380       791,748


AMOUNTS PER $1,000 UNIT

Class    Beg Bal         Prin          Int         End Bal
A-1        1000.0000      880.1855       32.1043      119.8145
A-2        1000.0000       67.6449       19.5019      932.3551
A-3        1000.0000        0.0000       57.5618      932.3551
A-4        1000.0000        0.0000       48.1250     1000.0000
A-5        1000.0000        0.0000       51.7917     1000.0000
A-6        1000.0000        0.0000       59.5833     1000.0000
A-7        1000.0000        0.0000       59.5834     1000.0000
A-8        1000.0000      927.8456       47.6259       72.1544
A-9        1000.0000        0.0000        0.0000     1061.2236
A-10       1000.0000     1009.9519        1.2623        0.0000
PO         1000.0000       11.4036        0.0000      988.5965
IO         1000.0000        0.0000        2.0589      653.1629
R-I        1000.0000     1000.0000    90864.6000        0.0000
R-II       1000.0000     1000.0000        5.4000        0.0000
M-1        1000.0000        9.5472       59.3283      990.4528
M-2        1000.0000        9.5472       59.3283      990.4528
M-3        1000.0000        9.5472       59.3283      990.4528
B-1        1000.0000        9.5472       59.3283      990.4528
B-2        1000.0000        9.5472       59.3283      990.4528
B-3        1000.0000        9.5473       59.3283      990.4527


Pool Level Data
Dist Date                                                           12/25/02
Cut-Off Date:                                                         1/1/02
Determination Date:                                                  12/1/02
Accrual Period:                                 Beg                   1/1/02
                                                End                  12/1/02
Number of Days in Accrual Period:                                       334


COLLATERAL  INFORMATION
Group 1
Cut-Off Date Balance                                             398,691,630

Beginning Aggregate Pool Stated Principal Balance                398,691,630
Ending Aggregate Pool Stated Principal Balance                   260,727,245

Beginning Aggregate Certificate Stated Principal Balance         398,691,630
Ending Aggregate Certificate Stated Principal Balance            260,727,245

Beginning Aggregate Loan Count                                           965
Loans Paid Off or Otherwise Removed Pursuant to PSA                     314
Ending Aggregate Loan Count                                              651

Beginning Weighted Average Loan Rate (WAC)                           7.0214%
Ending Weighted Average Loan Rate (WAC)                              7.0073%

Beginning Net Weighted Average Loan Rate                             6.7714%
Ending Net Weighted Average Loan Rate                                6.7573%

Weighted Average Maturity (WAM) (Months)                                 345

Servicer Advances                                                         0

Aggregate Pool Prepayment                                       134,475,487
Pool Prepayment Rate                                            64.0594 CPR


CERTIFICATE  INFORMATION
Group 1
Senior Percentage                                                   95.6182%
Senior Prepayment Percentage                                       100.0000%

Subordinate Percentage                                               4.3818%
Subordinate Prepayment Percentage                                    0.0000%


Prepayment Compensation
Total Gross Prepayment Interest Shortfall                            58,830
Compensation for Gross PPIS from Servicing Fees                      58,830
Other Gross PPIS Compensation                                             0

Total Net PPIS (Non-Supported PPIS)                                       0


Master Servicing Fees Paid                                        1,666,916
Sub Servicing Fees Paid                                                   0
Insurance Premium(s) Paid                                                 0
Personal Mortgage Insurance Fees Paid                                     0
Other Fees Paid                                                      54,109

Total Fees                                                         1,721,025


DELINQUENCY  INFORMATION
Group 1


Delinquency             30-59         60-89          90+          Total
Scheduled Bal            2,305,852       333,668     1,497,372     4,136,892
% of Total Pool            0.8844%       0.1280%       0.5743%       1.5867%
Number of Loans                  6             1             3            10
% of Total Loans           0.9217%       0.1536%       0.4608%       1.5361%

Foreclosure
Scheduled Bal                    0             0             0             0
% of Total Pool                  0             0             0             0
Number of Loans                  0             0             0             0
% of Total Loans                 0             0             0             0

Bankruptcy
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

REO
Scheduled Bal                   0             0             0             0
% of Total Pool            0.0000%       0.0000%       0.0000%       0.0000%
Number of Loans                 0             0             0             0
% of Total Loans           0.0000%       0.0000%       0.0000%       0.0000%

Book Value of all REO Loans                                               0
Percentage of Total Pool Balance                                     0.0000%

Current Realized Losses                                                   0
Additional Gains (Recoveries)/Losses                                      0
Total Realized Losses                                                     0


Subordination/Credit Enhancement Information
Protection                                         Original      Current
Bankruptcy Loss                                              0             0
BankruPercentage                                         0.00%         0.00%
Credit/Fraud Loss                                            0     7973832.6
CreditLoss Percentage                                    0.00%         3.06%
Special Hazard Loss                                          0             0
SpeciaHazard Loss Percentage                             0.00%         0.00%

Credit Support                                     Original      Current
Class A                                            386,132,550   248,288,070
Class A Percentage                                    96.8499%      95.2290%

M-1                                                  5,781,000     5,725,808
Class M-1 Percentage                                   1.4500%       2.1961%

M-2                                                  2,790,000     2,763,363
Class M-2 Percentage                                   0.6998%       1.0599%

M-3                                                  1,594,700     1,579,475
Class M-3 Percentage                                   0.4000%       0.6058%

B-1                                                    797,000       789,391
Class B-1 Percentage                                   0.1999%       0.3028%

B-2                                                    797,000       789,391
Class B-2 Percentage                                   0.1999%       0.3028%

B-3                                                    799,380       791,748
Class B-3 Percentage                                   0.2005%       0.3037%





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

Officer's Certificate

GMAC Mortgage Corporation

I, William Maguire, hereby certify that I am the duly elected Senior Vice
 President of GMAC Mortgager Corporation (the "Servicer"), a corporation organized under the laws of the Commonwealth of Pennsylvania, that I have made such reasonable investigation as I have deemed necessary to deliver this Certificate, including discussions with responsible officers of the Servicer and further certify to the best of my knowledge as follows:

1. A review of the activities of the Servicer during the calendar year beginning January 1, 2002 and ending on December 31, 2002 (the
 Calendar Year") and of its performance under the servicing agreements, including the servicer agreement dated as of January 29, 2002 (the
 "Servicing Agreement"), by and among the Servicer, and the Issuer, has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has complied in all material respects with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and has fulfilled all of its material obligations in all material respects throughout the Calendar Year.

Capitalized terms not defined herein have the meanings set forth in the Servicing Agreement.

IN WITNESS WHEREOF, I have hereunto signed my name and affixed the seal of the Servicer.

Dated: March 31, 2003
Re: 301410000000/ GMAC 02-J1

						GMAC MORTGAGE CORPORTATION

						By: /s/ William Maguire
						Name: William Maguire
						Title: Senior Vice President







       EXHIBIT 99.3 -- Report of Independent Auditors

Pricewaterhouse Coopers LLP
160 Federal Street
Boston, MA 02110-9862
Telephone (617) 428 8400
Facsimile (617) 439 7393

Report of Independent Accountants

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") exclusive of standards I.4., III.3., III.4., V.3. and V.4., (collectively the "Applicable Standards") solely for the purposes of servicing the home equity loans underlying the Consumer Lending Portfolio as of and for the year ended December 31, 2002 included in the accompanying management assertion (see Exhibit I).

As the loans applicable to management's assertion are home equity loans, rather than first mortgage loans, certain USAP minimum servicing standards relating to escrows are not applicable. Therefore, USAP minimum servicing standards I.4., III.3., III.4., V.3. and V.4., were not addressed during our examination. Further, management's assertion and this report relate only to the servicing of home equity loans underlying the Notes and not loans in the general consumer loan servicing population.

Management is responsible for the Company's compliance with those Applicable Standards. Our responsibility is to express an opinion exclusively on management's assertion about the entity's compliance with the Applicable Standards based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with the Applicable Standards.

In our opinion, management's assertion that the Company complied with the Applicable Standards solely for the purpose of servicing loans underlying the Consumer Lending Portfolio as of and for the year
December 31, 2002 is fairly stated, in all material respects.

/s/Pricewaterhouse Coopers LLP
Pricewaterhouse Coopers LLP

March 7, 2003

Exhibit 99.4 -- Report of Management


GMAC Mortgage Corporation
4 Walnut Grove Dr.
P.O. Box 965
Horsham, PA 19044-0965

Exhibit 1

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 7, 2003

As of and for the year ended December 31, 2002, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $400,000,000 and $400,000,000, respectively.


/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp